Form 10-K
period 2023-12-31
Ford Credit Auto Owner Trust 2022-C
filed 2024-03-20
CIK 1944485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Item 1A. Item 1C. Item 2. Item 3.	Business Risk Factors Cybersecurity Properties Legal Proceedings
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2022-C (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023 and for the period from January 1, 2023 through December 31, 2023, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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
(2)    Not applicable.
(3)    See Item 15(b) below.
(b)    Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended Certificate of Formation of Ford Credit Auto Receivables Two LLC (“FCAR Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-225949, as filed with the Securities and Exchange Commission (the “Commission”) on August 30, 2018, which is incorporated herein by reference).
3.2	Second Amended and Restated Limited Liability Company Agreement of FCAR Two (included in Exhibit 3.2 to the Registration Statement No. 333-225949, as filed with the Commission on August 30, 2018, which is incorporated herein by reference).
4.1	Indenture, dated as of September 1, 2022, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.1	Second Amended and Restated Trust Agreement, dated as of September 1, 2022, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 10.1 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.2	Receivables Purchase Agreement, dated as of September 1, 2022, between Ford Credit and FCAR Two (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.3	Sale and Servicing Agreement, dated September 1, 2022, between Ford Credit, FCAR Two and the Trust (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.4	Administration Agreement, dated as of September 1, 2022, between Ford Credit and the Trust (included in Exhibit 10.4 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.5	Account Control Agreement, dated as of September 1, 2022, between BNYM and the Trust (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
10.6	Asset Representations Review Agreement, dated as of September 1, 2022, between Ford Credit, as Servicer, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.6 to the Trust’s Form 8-K filed under Commission File No. 333-258040-03, as filed with the Commission on September 26, 2022, which is incorporated herein by reference).
31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.
33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.
35.1	Servicer Compliance Statement of Ford Credit.
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

March 20, 2024