Form 10-K
period 2024-12-31
Ford Credit Auto Owner Trust 2022-C
filed 2025-03-21
CIK 1944485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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
(800) 934-6802
(Registrant’s telephone number, including area code)

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

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Item 11. Item 12. Item 13. Item 14.
Directors, Executive Officers and Corporate Governance
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Relationships and Related Transactions, and Director Independence
Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2022-C (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2024 and for the period from January 1, 2024 through December 31, 2024, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.
Each of the BNYM Report on Assessment and the BNYM Attestation Report identified material instances of noncompliance with the servicing criterion set forth in Item 1122(d)(3)(ii) as further described in the reports. The servicing functions under the servicing criterion set forth in Item 1122(d)(3)(ii) (the “Relevant Functions”) are considered shared servicing criteria with respect to Ford Credit’s Platform (as defined in Ford Credit’s Report on Assessment), meaning that each of Ford Credit and BNYM take responsibility for certain aspects of the Relevant Functions. As noted in Ford Credit’s Report on Assessment, with respect to Ford Credit’s Platform, Ford Credit participates in the Relevant Functions insofar as it provides allocation and remittance information to BNYM. BNYM is responsible for all other aspects of the Relevant Functions in respect of Ford Credit’s Platform.
BNYM has confirmed to the Trust that no material instances of noncompliance with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) and described in the BNYM Report on Assessment and the BNYM Attestation Report involved the servicing of the assets backing the asset-backed securities issued by the Trust or the asset-backed securities themselves. BNYM has confirmed to the Trust that the material instances of noncompliance with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) and described in the BNYM Report on Assessment and the BNYM Attestation Report concern activities related to asset-backed securities transactions that are backed by an asset type other than the assets backing the asset-backed securities issued by the Trust.
Neither the Ford Credit Report on Assessment nor the Ford Credit Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Ford Credit Report on Assessment as being applicable to Ford Credit.

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

March 21, 2025